Form 10-K
period 1996-12-31
BA MASTER CREDIT CARD TRUST /
filed 1997-03-31
CIK 1013109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission File Number 333-4152

                      Bank of America National Association
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  on Behalf of the BA Master Credit Card Trust


            United States                                            86-0645265
-------------------------------                                -----------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION)                                                   IDENTIFICATION)


           1825 East Buckeye Road
           Phoenix, Arizona                                     85034
 ---------------------------------------                     ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (602) 597-3738

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class         Name of each exchange on which registered
        -------------------         -----------------------------------------
                                                None


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          Class A Series 1996-A Floating Rate Asset Backed Certificates
          Class B Series 1996-A Floating Rate Asset Backed Certificates
-------------------------------------------------------------------------------
                                (Title of class)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

Items 1. Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a vote of Security-Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters.

         The certificates  representing  investors' interests in the BA
Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

         To  the  best  knowledge  of  the  registrant,   there  is  no
established public trading market for the Certificates.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10.Directors and Executive Officers of the Registrant.

        Not Applicable.

Item 11.Executive Compensation.

        Not Applicable.

Item 12.Security Ownership of Certain Beneficial Owners and
        Management.

        (a) the Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1996, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on that date:

SERIES 1996-A

Participant                     Quantity                        Percentage
-----------                     --------                        ----------

Class A

Bank of New York                $41,000,000                           9.6%
Commerzbank Capital Market       46,500,000                          10.9%
Corporation
Chase Manhattan Bank             33,000,000                           7.7%
Chase Manhattan/Chemical Bank    68,000,000                          15.9%
Citicorp Service Inc.            37,000,000                           8.7%
First National Bank of Chicago   50,000,000                          11.7%
Goldman Sachs & Company          41,000,000                           9.6%
in c/o ADP Proxy Service
Northern Trust Company           77,990,000                          18.2%

Class B

Bankers Trust Company            27,500,000                          84.6%
Chase Manhattan Bank              5,000,000                          15.4%

                  The address of each above participant is:

                           c/o      The Depository Trust Company
                                    55 Water Street
                                    New York, New York  10041

        (b) Not Applicable.

        (c) Not Applicable.

Item 13.Certain Relationships and Related Transactions.

        Not Applicable.


                                     PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form
        8-K.

        (a) The following documents are filed as part of this report.

         1. Not Applicable.

         2. Not Applicable.

         3. Exhibits

             99.1       Annual Servicer's Certificate

             99.2       Annual Accountant's Reports


             (b) The following three (3) reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1996:

             1. Form 8-K, dated October 24, 1996 filed on October 21, 1996. (Item 7)

             2. Form 8-K, dated November 26, 1996 filed on November 22, 1996. (Item 7)

             3. Form 8-K, dated December 16, 1996 filed on December 20, 1996. (Item 7)

             (c) See Item 14(a)(3) above

             (d) Not Applicable.


                                                        SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          BANK OF AMERICA NATIONAL ASSOCIATION,
                                                  as Servicer on Behalf of the
                                                   BA Master Credit Card Trust



                                           By: /s/ MARGARET A. SPRUDE
                                           -------------------------------------
                                           Name:  Margaret A. Sprude
                                           Title: SVP & Chief Financial Officer

                                                                   EXHIBIT 99.1


                        FORM OF ANNUAL SERVICER'S CERTIFICATE


                        Bank of America National Association

                  ------------------------------------------------

                      BANK OF AMERICA MASTER CREDIT CARD TRUST
                  ------------------------------------------------


            The undersigned, a duly authorized representative of Bank of America National Association ("Bank of America"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of JULY 19,1996 (the "Pooling and Servicing Agreement") by and between Bank of America and the [Trustee], as trustee (the "Trustee") does hereby certify that:

             1. Bank of America is Servicer under the Pooling and Servicing Agreement.

             2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

             3. This Certificate is delivered pursuant to Section 3.05 of the Pooling and Servicing Agreement.

             4. A review of the Activities of the Servicer during the period from the Closing date until DECEMBER 31, 1996 was conducted under the supervision of the undersigned.

             5. Based on such review, the Servicer has, to the best of the knowledge of the undersigned, fully performed all its obligations under the Pooling and Servicing Agreement throughout such period and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 6 below.

             6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Pooling and Servicing Agreement, including any Supplement, known to the undersigned to have been made during such period which sets forth in detail: (i) the nature of each such default; (ii) the action taken by the Servicer, if any, to remedy each such default; (iii) the current status of each such default:

                                        None

            IN  WITNESS   WHEREOF,   the  undersigned  has  duly  executed  this
certificate this 12th day of MARCH, 1997.





                                            /s/ MARGARET A. SPRUDE
                                           -------------------------------------
                                          Name:   Margaret A. Sprude
                                        Title:     SVP & Chief Financial Officer

                                                                   EXHIBIT 99.2




                       Independent Accountant's Reports

Bank of America National Association
    and
First Bank National Association

We have examined management's assertion, included in the accompanying Report of Management on Credit Card Trust Internal Controls and Pooling and Servicing Agreement Compliance ("Report"), that Bank of America National Association ("BANA"), a wholly owned subsidiary of BankAmerica Corporation, maintained internal controls over the functions performed as servicer of the BA Master Credit Card Trust Series 1996-A and Series 1996-B ("Trust") that are effective, as of December 31, 1996 in providing reasonable assurance that Trust assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization in conformity with the Pooling and Servicing Agreement ("Agreement") dated as of July 19, 1996, between BANA and First Bank National Association and the supplements to the Agreement, and are recorded properly to permit the preparation of the required  financial  reports.  Management is responsible  for
BANA's internal controls over compliance with those requirements. Our responsibility is to express an opinion on management's assertion about BANA's internal controls over compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal controls over the functions performed by BANA as servicer of the Trust, testing and evaluating the design and operating effectiveness of the controls, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on BANA's internal controls over compliance with specified requirements.

Because of inherent limitations in internal controls, errors or irregularities may occur and not be detected. Also, projections of any evaluation of internal controls over the functions performed by BANA as servicer of the Trust to future periods are subject to the risk that the policies and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls may deteriorate.

In our opinion, management's assertion that BANA maintained internal controls over the functions performed as servicer of the Trust that are effective, as of December 31, 1996, in providing reasonable assurance that Trust assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization in conformity with the Agreement, between BANA and First Bank National Association, and are recorded properly to permit the preparation of the required financial reports, is fairly stated, in all material respects, based upon the following criteria specified in the Report:

   Controls provide reasonable assurance that funds collected are appropriately remitted to the Trustee in accordance with the Agreement and the supplements to the Agreement.

    Controls provide reasonable assurance that Trust assets are segregated from those retained by BANA in accordance with the Agreement and the supplements to the Agreement.

    Controls provide reasonable assurance that expenses incurred by the Trust are properly calculated and remitted in accordance with the Agreement and the supplements to the Agreement.

    Controls provide reasonable assurance that the addition of accounts to the Trust are authorized in accordance with the Agreement and the supplements to the Agreement.

    Controls provide reasonable assurance that the removal of accounts from the Trust are authorized in accordance with the Agreement and the supplements to the Agreement.

    Controls provide reasonable assurance that Trust assets amortizing out of the Trust are calculated in accordance with the Agreement and the supplements to the Agreement.

    Controls provide reasonable assurance that monthly Trust reports generated in the form of "Exhibits" and provided to the Trustee are reviewed by management prior to disbursing.

    Controls provide reasonable assurance that monthly Trust reports generated in the form of "Exhibits" contain all required information per section 5.02 of the supplements to the Agreement.

This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement or the applicable supplements to the Agreement. However, this report is a matter of public record as a result of being included as an exhibit to the annual report on Form 10-K prepared by BANA and filed with the Securities and Exchange Commission on behalf of BA Master Credit Card Trust and its distribution is not limited.

                                          /s/  ERNST & YOUNG LLP
                                               --------------------------------
                                               Ernst & Young LLP
Phoenix, Arizona
March 14, 1997

                       Independent Accountant's Report

Bank of America National Association
   and
First Bank National Association

We have examined management's assertion, included in the accompanying Report of Management on Credit Card Trust Internal Controls and Pooling and Servicing Agreement Compliance ("Report"), about Bank of America National Association's ("BANA"), a wholly owned subsidiary of BankAmerica Corporation, compliance with the terms and conditions of Sections 3.01(f), 3.02, 3.04, 3.05, 3.09, 4.02(a),
4.03 and 9.01 of the Pooling and Servicing Agreement dated as of July 19, 1996 between BANA and First Bank National Association (the "Agreement") and Sections 3(b), 4.05(a), 4.09, 4.10, and 5.02(a) of the supplements to the Agreement relating to Series 1996-A and Series 1996-B as of December 31, 1996, and for the period July 19, 1996 through December 31, 1996. Management is responsible for BANA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about BANA's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about BANA's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on BANA's compliance with specified requirements.

In our opinion, management's assertion that BANA was in compliance, in all material respects, with the terms and conditions of the sections of the Agreement and the provisions of each supplement to the Agreement referred to above as of December 31, 1996 and for the period July 19, 1996 through December 31, 1996, is fairly stated, in all material respects.

This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement or the applicable supplements to the Agreement. However, this report is a matter of public record as a result of being included as an exhibit to the annual report on Form 10-K prepared by BANA and filed with the Securities and Exchange Commission on behalf of BA Master Credit Card Trust and its distribution is not limited.

                                          /s/  ERNST & YOUNG LLP
                                               --------------------------------
                                               Ernst & Young LLP
Phoenix, Arizona
March 14, 1997

          Report of Management on Credit Card Trust Internal Controls and Pooling and Servicing Agreement Compliance


INTERNAL CONTROLS

Bank of America National Association ("BANA"), a wholly owned subsidiary of BankAmerica Corporation, is responsible for establishing and maintaining effective internal controls over the functions performed as servicer of the BA Master Credit Card Trust Series 1996-A and 1996-B ("Trust"). These controls are designed to provide reasonable assurance to BANA's management that Trust assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization in conformity with the Pooling and Servicing Agreement dated July 19, 1996 (the "Agreement") and the supplements to the Agreement relating to Series 1996-A and Series 1996-B, as applicable, between BANA and First Bank National Association and are recorded properly to permit the preparation of the required financial reports.

There are inherent limitations in any internal controls, including the possibility of human error and circumvention or overriding of controls.
Accordingly, even effective internal controls can provide only reasonable assurance with respect of the achievement of any objectives of internal control Further, because of changes in conditions, the effectiveness of the internal controls may vary over time.

BANA has determined that the objectives of its internal controls with respect to servicing and reporting of sold credit card receivables are to provide reasonable, but not absolute assurance that:

       Funds collected are appropriately remitted to the Trustee in accordance with the Agreement and the supplements to the Agreement.

       Trust assets are segregated from those retained by BANA in accordance with the Agreement and the supplements to the Agreement.

       Expenses incurred by the Trust are properly calculated and remitted in accordance with the Agreement and the supplements to the Agreement.

       The addition of accounts to the Trust are authorized in accordance with the Agreement and the supplements to the Agreement.

       The removal of accounts from the Trust are authorized in accordance with the Agreement and the supplements to the Agreement.

       Trust assets amortizing out of the Trust are calculated in accordance with the Agreement and the supplements to the Agreement.

       Monthly Trust reports generated in the form of "Exhibits" and provided to the Trustee are reviewed by management prior to disbursing.

       Monthly  Trust reports  generated in the form of  "Exhibits"  contain all
      information   required  by  the  Agreement  and  the  supplements  to  the
      Agreement.

BANA has assessed its internal controls over the functions performed as servicer of the Trust in relation to these criteria. Based upon this assessment, BANA maintained that, as of December 31, 1996, its internal controls over the functions performed as servicer of the Trust are effective in providing reasonable assurance that Trust assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization in conformity with the Agreement between BANA and First Bank National Association and the supplements to the Agreement and are recorded properly to permit the preparation of the required financial reports.

POOLING AND SERVICING AGREEMENT COMPLIANCE

BANA is responsible for complying with the Agreement and the provisions of each supplement to the Agreement. BANA assessed its compliance with the relevant terms and conditions of Sections 3.01(f), 3.02, 3.04, 3.05, 3.09, 4.02(a), 4.03
and 9.01 of the Agreement and Sections 3(b), 4.05(e), 4.09, 4.10 and 5.02(a) of the supplements to the Agreement relating to Series 1996-A and Series 1996-B, as of December 31, 1996, and for the period July 19, 1996 through December 31, 1996. Based upon this assessment, BANA was in compliance with the relevant terms and conditions identified in the Sections above for the Agreement and the supplements to the Agreement. In addition, BANA did not identify any instances of noncompliance in performing the assessment.



March 14, 1997


                                     /s/ MARGARET A. SPRUDE
                                         -------------------------------
                                         Margaret A. Sprude
                                         SVP & Chief Financial Officer

                                     /s/ MICHAEL KOPP
                                         -------------------------------
                                         Michael Kopp
                                         Controller