Form 10-K
period 1997-12-31
BA MASTER CREDIT CARD TRUST /
filed 1998-03-31
CIK 1013109

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________


                        COMMISSION FILE NUMBER: 333-4152

                      Bank of America National Association

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  on Behalf of the BA Master Credit Card Trust

         United States                                         86-0645265

(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER  ID)
INCORPORATION)

         1825 East Buckeye Road
         Phoenix, Arizona                                         85034

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (602) 597-3738

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of each class          Name of each exchange on which registered

                                                     None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

         Class A Series 1996-A Floating Rate Asset Backed Certificates Class B Series 1996-A Floating Rate Asset Backed Certificates Class A Series 1997-A Floating Rate Asset Backed Certificates Class B Series 1997-A Floating Rate Asset Backed Certificates

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation s-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

PART I

Item  1.  Business.

          Not Applicable

Item  2.  Properties.

          Not Applicable

Item  3.  Legal Proceedings.

          Not Applicable

Item  4.  Submission of Matters to a vote of Security-Holders.

          Not Applicable

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholders
          Matters.

          The certificates representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item  6.  Selected Financial Data.

          Not Applicable

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations.

          Not Applicable

Item  8.  Financial Statements and Supplementary Data.

          Not Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not Applicable

Item  10. Directors and Executive Officers of the Registrant.

          Not Applicable

Item  11. Executive Compensation.

          Not Applicable




Items 12. Security Ownership of Certain Beneficial Owners and Management.

              (a) the Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers banks and other direct participants in the DTC system at December 31, 1997. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1997, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:

          Participant                                  Quantity                 Percentage
          ---------------                              -----------              --------------
          SERIES 1996-A

          Class A

          SSB-Custodian                            $ 103,500,000                      24.2%
          Global Corp Action Dept JAB5W
          P.O. Box 1631
          Boston, MA  02105-1631

          The Northern Trust Company                  77,500,000                      18.1%
          801 S. Canal C-IN
          Chicago, IL  60607

          Citibank, N.A.                              56,250,000                      13.2%
          P.O. Box 30576
          Tampa, FL  33630-3576

          Chase Manhattan Bank/Chemical               52,000,000                      12.2%
          4 New York Plaza
          Proxy Department 13th Floor
          New York, NY  10004

          Bank of New York                            46,000,000                      10.8%
          925 Patterson Plank Rd.
          Secaucus, NJ  07094

          Chase Manhattan Bank                        33,000,000                       7.7%
          4 New York Plaza
          13th Floor
          New York, NY  10004

          BNY/ITC - Dealers Clearance Special         25,450,000                       6.0%
          C/O N.A. Schapiro & Co. In.
          One Chase Manhattan Plaza, 58th Floor
          New York, NY  10005


          Class B

          Bankers Trust Company                       27,500,000                      84.6%
          C/O BT Services Tennessee Inc.
          648 Grassmere Park Drive
          Nashville, TN  37211

          Chase Manhattan Bank                         5,000,000                      15.4%
          4 New York Plaza
          13th Floor

          New York, NY  10004


          SERIES 1997-A

          Class A

          SSB-Custodian                            $ 252,000,000                      38.8%
          Global Corp Action Dept JAB5W
          P.O. Box 1631
          Boston, MA  02105-1631

          The Northern Trust Company                 100,000,000                      15.4%
          801 S. Canal C-IN
          Chicago, IL  60607

          Citibank, N.A.                              68,000,000                      10.5%
          P.O. Box 30576
          Tampa, FL  33630-3576

          Chase Manhattan Bank                        59,000,000                       9.1%
          4 New York Plaza
          13th Floor
          New York, NY  10004

          Bank of New York                            45,000,000                       6.9%
          925 Patterson Plank Rd.
          Secaucus, NJ  07094

          Chase Manhattan Bank/FI-Trac                45,000,000                       6.9%
          4 New York Plaza
          11th Floor
          New York, NY  10015

          BNY/ITC - Dealers Clearance Special         34,750,000                       5.4%
          C/O N.A. Schapiro & Co. In.
          One Chase Manhattan Plaza, 58th Floor
          New York, NY  10005

          Class B

          Chase Manhattan Bank                        15,000,000                      36.4%
          4 New York Plaza
          13th Floor
          New York, NY  10004

          NBD Bank Municipal Bond Dept                14,250,000                      34.5%
          Attn: Securities Dept.
          611 Woodward Avenue
          Detroit, MI  48226

          Bankers Trust Company                       12,000,000                      29.1%
          C/O BT Services Tennessee Inc.
          648 Grassmere Park Drive
          Nashville, TN  37211

                   The address of each above participant is:

                    C/O      The Depository Trust Company
                             55 Water Street
                             New York, NY  10041

                (b)    Not Applicable

                (c)    Not Applicable

Item  13. Certain Relations and Related Transactions.

          Not Applicable

                                     PART IV

Item  14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

          (a) The following documents are filed as part of this report.

          1.    Not Applicable

          2.    Not Applicable

          3.    Exhibits

                99.1  Annual Servicer's Certificate

                99.2  Annual Accountant's Reports

          (b) The following three (3) reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1997:

          1. Form 8-K, dated October 24, 1997 (Item 7)

          2. Form 8-K, dated November 24, 1997 (Item 7)

          3. Form 8-K, dated December 19, 1997 (Item 7)


          (c)   See Item 14(a)(3) above

          (d)   Not Applicable


                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          BANK OF AMERICA NATIONAL ASSOCIATION
                          As Servicer on Behalf of the
                           BA Master Credit Card Trust


                           By: /s/ MARGARET A. SPRUDE
                               ----------------------------------
                               Name:    Margaret A. Sprude
                               Title:   SVP & Chief Financial Officer

                            EXHIBIT INDEX



    EXHIBIT
    NUMBER       TITLE
    -------      -----

       99.1  --  Annual Servicer's Certificate

       99.2  --  Annual Accountant's Reports

----------

          (b) The following three (3) reports on Form 8-K were filed by the registrant during the quarter ending December 31, 1997:

          1. Form 8-K, dated October 24, 1997 (Item 7)

          2. Form 8-K, dated November 24, 1997 (Item 7)

          3. Form 8-K, dated December 19, 1997 (Item 7)


          (c)   See Item 14(a)(3) above

          (d)   Not Applicable