Form 10-K
period 1998-12-31
BA MASTER CREDIT CARD TRUST /
filed 1999-03-31
CIK 1013109

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                        COMMISSION FILE NUMBER: 333-4152
                                                --------

                      Bank of America National Association
                      ------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                  on Behalf of the BA Master Credit Card Trust

          United  States     86-0645265
          --------------     ----------
          (STATE  OR  OTHER  JURISDICTION  OF     (I.R.S.  EMPLOYER  ID)
          INCORPORATION)

       1825 East Buckeye Road Phoenix, Arizona                      85034
       ------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)   (ZIP CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:    (704)  386-4103


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Class A Series 1996-A Floating Rate Asset Backed Certificates Class B Series 1996-A Floating Rate Asset Backed Certificates Class A Series 1997-A Floating Rate Asset Backed Certificates Class B Series 1997-A Floating Rate Asset Backed Certificates Class A Series 1998-A Floating Rate Asset Backed Certificates Class B Series 1998-A Floating Rate Asset Backed Certificates Class A Series 1998-B Floating Rate Asset Backed Certificates Class B Series 1998-B Floating Rate Asset Backed Certificates

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation s-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I

Item  1.  Business.

          Not Applicable

Item  2.  Properties.

          Not Applicable

Item  3.  Legal Proceedings.

          Not Applicable

Item  4.  Submission of Matters to a vote of Security-
Holders.

          Not Applicable

PART II

Item  5.  Market for Registrant's Common Equity and Related
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

PART III

Item  10. Directors and Executive Officers of the Registrant.

          Not Applicable

Item  11. Executive Compensation.

          Not Applicable

Items 12. Security Ownership of Certain Beneficial Owners and
Management.

   (a) the Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are
	represented by one or
         more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers banks and other direct participants in the DTC system at December 31, 1998.Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1998, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:

 Participant                      Quantity         Percentage
 -----------                      --------         ----------

SERIES 1996-A

 Class A

 SSB-Custodian                    $ 103,500,000          24.2%
 Global Corp Action Dept JAB5W
 P.O. Box 1631
 Boston, MA  02105-1631

 The Northern Trust Company          77,500,000          18.1%
 801 S. Canal C-IN
 Chicago, IL  60607

 Citibank, N.A.                      56,250,000          13.2%
 P.O. Box 30576
 Tampa, FL  33630-3576

 Chase Manhattan Bank/Chemical       52,000,000          12.2%
 4 New York Plaza
 Proxy Department 13th Floor
 New York, NY  10004

 Bank of New York                    46,000,000          10.8%
 925 Patterson Plank Rd.
 Secaucus, NJ  07094

 Chase Manhattan Bank                33,000,000           7.7%
 4 New York Plaza
 13th Floor
 New York, NY  10004

 BNY/ITC - Dealers Clearance Special  25,450,000          6.0%
 C/O N.A. Schapiro & Co. In.
 One Chase Manhattan Plaza, 58th Floor
 New York, NY  10005


  Class B

 Bankers Trust Company                  27,500,000       84.6%
 C/O BT Services Tennessee Inc.
 648 Grassmere Park Drive
 Nashville, TN  37211

 Chase Manhattan Bank                    5,000,000       15.4%
 4 New York Plaza
 13th Floor
 New York, NY  10004


 SERIES 1997-A

  Class A

 SSB-Custodian                         $ 252,000,000     38.8%
 Global Corp Action Dept JAB5W
 P.O. Box 1631
 Boston, MA  02105-1631

 The Northern Trust Company               100,000,000    15.4%
 801 S. Canal C-IN
 Chicago, IL  60607

 Citibank, N.A.                            68,000,000   10.5%
 P.O. Box 30576
 Tampa, FL  33630-3576

 Chase Manhattan Bank                      59,000,000     9.1%
 4 New York Plaza
 13th Floor
 New York, NY  10004

 Bank of New York                          45,000,000     6.9%
 925 Patterson Plank Rd.
 Secaucus, NJ  07094

 Chase Manhattan Bank/FI-Trac              45,000,000     6.9%
 4 New York Plaza
 11th Floor
 New York, NY  10015

 BNY/ITC - Dealers Clearance Special       34,750,000     5.4%
 C/O N.A. Schapiro & Co. In.
 One Chase Manhattan Plaza, 58th Floor
 New York, NY  10005

 Class B

 Chase Manhattan Bank                       15,000,000   36.4%
 4 New York Plaza
 13th Floor
 New York, NY  10004

 NBD Bank Municipal Bond Dept               14,250,000   34.5%
 Attn: Securities Dept.
 611 Woodward Avenue
 Detroit, MI  48226

  Bankers Trust Company                     12,000,000   29.1%
  C/O BT Services Tennessee Inc.
  648 Grassmere Park Drive
  Nashville, TN  37211

  The address of each above participant is:

       C/O    The Depository Trust Company
              55 Water Street
              New York, NY  10041

      (b)    Not Applicable

      (c)    Not Applicable

   Item  13. Certain Relations and Related Transactions.

          Not Applicable

   PART IV

   Item  14. Exhibits, Financial Statements Schedules, and
	Reports on Form 8-K.

       (a) The following documents are filed as part of this report.

          1.    Not Applicable

          2.    Not Applicable

          3.    Exhibits

        99.1  Annual Servicer's Certificate

        99.2  Annual Accountant's Reports

        b) The following three (3) reports on Form 8-K were filed by the registrant during the quarter ending
	December 31, 1998:

          1. Form 8-K, dated October 29, 1998 (Item 7)

          2. Form 8-K, dated November 20, 1998 (Item 7)

          3. Form 8-K, dated December 17, 1998 (Item 7)


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