Form 10-K
period 1999-12-31
BA MASTER CREDIT CARD TRUST /
filed 2000-03-30
CIK 1013109

SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                                    FORM  10-K

        ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES  EXCHANGE  ACT  OF  1934

              For  the  fiscal  year  ended  December  31,  1999



                     COMMISSION  FILE  NUMBER:  333-4152

              Bank  of  America,  National  Association  (USA)
              ------------------------------------------------
       (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)
                  on  Behalf  of  the  BA  Master  Credit  Card  Trust

United  States                               86-0645265
---------------                              -------------
(STATE  OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER  ID)
INCORPORATION)

1825  East  Buckeye  Road Phoenix,  Arizona     85034
------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)     (ZIP  CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:    (704)  386-4103


SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:  None

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:

         Class  A  Series  1996-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1996-A  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1997-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1997-A  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1998-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1998-A  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1998-B  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1998-B  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1999-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1999-A  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1999-B  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1999-B  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1999-C  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1999-C  Floating  Rate  Asset  Backed  Certificates

                                (Title  of  Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation s-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART  I

Item  1.  Business.
          ---------
          Not  Applicable

Item  2.  Properties.
          -----------
          Not  Applicable

Item  3.  Legal  Proceedings.
          -------------------
          Not  Applicable

Item  4.  Submission  of  Matters  to  a  vote  of  Security-Holders.
          -----------------------------------------------------------
          Not  Applicable

                                     PART  II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related  Stockholders
          Matters.
          ---------------------------------------------------------------------
          The certificates representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item  6.  Selected  Financial  Data.
          --------------------------
          Not  Applicable

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations.
          ----------------------------------------------------------------------
          Not  Applicable

Item  8.  Financial  Statements  and  Supplementary  Data.
          ------------------------------------------------
          Not  Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          ----------------------------------------------------------------------
          Not  Applicable

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.
           ---------------------------------------------------------
           Not  Applicable

Item  11.  Executive  Compensation.
           ------------------------
           Not  Applicable

Items  12.  Security  Ownership  of  Certain  Beneficial  Owners and Management.
            --------------------------------------------------------------------
       (a) the Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers banks and other direct participants in the DTC system at December 31, 1999. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1999, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:

          Participant                         Quantity             Percentage
          ---------------                     -----------       --------------
 SERIES  1996-A

       Class  A

          SSB-Custodian                    $  146,200,000            34.2%
          Trust  Custody
          225  Franklin  Street,  M4
          Boston,  MA  02110

          Bank  of  New  York                  93,225,000            21.8%
          925  Patterson  Plank  Rd.
          Secaucus,  NJ  07094

          Boston Safe Deposit and Trust Co     48,775,000            11.4%
          c/o  Mellon  Bank  N.A.
          Three  Mellon  Bank  Center,
          Room  153-3015
          Pittsburgh,  PA  15259

          Chase  Manhattan  Bank               44,570,000            10.4%
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          The  Northern  Trust  Company        77,500,000             7.1%
          801  S.  Canal  C-IN
          Chicago,  IL  60607

       Class  B

          Bankers  Trust  Company              27,500,000            84.6%
          C/O  BT  Services  Tennessee  Inc.
          648  Grassmere  Park  Drive
          Nashville,  TN  37211

          BNY/ITC                               5,000,000           15.4%
          Dealers  Clearance  Special
          c/o  N.A.  Schapiro  &  Co.  In.

The  address  of  each  above  participant  is:

                    C/O   The  Depository  Trust  Company
                          55  Water  Street
                          New  York,  NY  10041
                    (b)    Not  Applicable

                    (c)    Not  Applicable

Item  13.  Certain  Relations  and  Related  Transactions.
           -----------------------------------------------
            Not  Applicable

PART  IV

Item  14.  Exhibits,  Financial  Statements  Schedules, and Reports on Form 8-K.
           ---------------------------------------------------------------------
           (a)  The following  documents  are  filed  as  part  of  this report.

                1.    Not  Applicable

                2.    Not  Applicable

                3.    Exhibits

                      99.1  Annual  Servicer's  Certificate
                      99.2  Annual  Accountant's  Reports

          (b) The following twelve (12) reports on Form 8-K were filed by the registrant during the period ending December 31, 1999:

                1.  Form  8-K,  dated  January  15,  1999  (Item  7)

                2.  Form  8-K,  dated  February  15,  1999  (Item  7)

                3.  Form  8-K,  dated  March  15,  1999  (Item  7)

                4.  Form  8-K,  dated  April  15,  1999  (Item  7)

                5.  Form  8-K,  dated  May  17,  1999  (Item  7)

                6.  Form  8-K,  dated  June  15,  1999  (Item  7)

                7.  Form  8-K,  dated  July  15,  1999  (Item  7)

                8.  Form  8-K,  dated  August  16,  1999  (Item  7)

                9.  Form  8-K,  dated  September  15,  1999  (Item  7)

               10.  Form  8-K,  dated  October  15,  1999  (Item  7)

               11.  Form  8-K,  dated  November  15,  1999  (Item  7)

               12.  Form  8-K,  dated  December  15,  1999  (Item  7)


                    (c)   See  Item  14(a)(3)  above

                    (d)   Not  Applicable


                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          BANK OF AMERICA NATIONAL ASSOCIATION (USA) As Servicer on Behalf of the
                           BA  Master  Credit  Card  Trust


                           By:  /s/  DAVID  M.  BELK
                               ----------------------------------
                               Name:    David  M.  Belk
                               Title:   Senior  Vice  President