Form 10-K
period 2000-12-31
BA MASTER CREDIT CARD TRUST /
filed 2001-03-30
CIK 1013109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          _____________________________

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                        COMMISSION FILE NUMBER: 333-4152
                                                --------

                   Bank of America, National Association (USA)
                   -------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                  on Behalf of the BA Master Credit Card Trust

 United  States                                                       86-0645265
 --------------                                               ------------------
(STATE  OR OTHER JURISDICTION OF                            (I.R.S.EMPLOYER  ID)
INCORPORATION)

1825  East  Buckeye Road, Phoenix, Arizona                                 85034
------------------------------------------               -----------------------
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICE)                          (ZIP  CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:          (888) 279-3457

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

PART  I
-------

Item  1.  Business
          --------
          Not  Applicable

Item  2.  Properties
          ----------
          Not  Applicable

Item  3.  Legal  Proceedings
          ------------------
          Not  Applicable

Item  4.  Submission  of  Matters  to  a  vote  of  Security-Holders
          ----------------------------------------------------------
          Not  Applicable

PART  II
--------

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters
          ----------------------------------------------------------------------

          The certificates representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates Registered in the name of Cede & Co., the nominee of the Depository Trust Company.

          To the best knowledge of the registrant, there is no established public trading market for the Certificates.

Item  6.  Selected  Financial  Data
          -------------------------
          Not  Applicable

Item  7.  Management's  Discussion  and  Analysis  of  Financial  condition  and
          ----------------------------------------------------------------------
          Results  of  Operations
          -----------------------
          Not  Applicable

Item  8.  Financial  Statements  and  Supplementary  Data
          -----------------------------------------------
          Not  Applicable

Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial  Disclosure
          ---------------------
          Not  Applicable

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
           Not  Applicable

Item  11.  Executive  Compensation
           -----------------------
           Not  Applicable

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------

               (a) the Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers banks and other direct participants in the DTC system at December 31, 2000. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2000, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:


          Participant                           Quantity          Percentage
          -----------                           --------          ----------

          SERIES  1996-A

          CLASS  A

          Chase  Manhattan  Bank                 $137,855,000       32.3%
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          SSB  &  T  Company                     100,690,000        23.5%
          1776  Heritage  Drive
          Global  Corp  Action  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          Bank  of  New  York                    81,700,000          19.1%
          925  Patterson  Plank  Rd.
          Secaucus,  NJ  07094

          Citibank,  N.A.                        38,345,000          9.0%
          3800  Citicorp  Center
          Tampa,  FL  33610-9122

          The  Northern  Trust  Company          24,980,000          5.8%
          801  S.  Canal  C-IN
          7th  Floor
          Chicago,  IL  60607

          CLASS  B

          Participant                                  Quantity       Percentage
          -----------                                  --------       ----------


          Bankers  Trust  Company                       27,500,000        84.6%
          C/O  BT  Services  Tennessee  Inc.
          648  Grassmere  Park  Drive
          Nashville,  TN  37211

          BNY/ITC                                         5,000,000        15.4%
          Dealers  Clearance  Special
          c/o  N.A.  Schapiro  &  Co.  In.

          SERIES  1997-A

          CLASS  A

          Participant                                 Quantity        Percentage
          -----------                                 --------        ----------


          State  Street  Bank and Trust Co          $ 343,750,000          53.0%
          1776  Heritage  Dr.
          Global  Corporate  Acion  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          The  Northern  Trust  Company               100,000,000          15.4%
          801  S.  Canal  C-IN
          Chicago,  IL  60607

          Chase  Manhattan  Bank                       80,000,000          12.3%
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          Citibank,  N.A.                              58,000,000          8.9%
          3800  Citicorp  Center  Tampa
          Tampa,  FL  33610-9122

          CLASS  B

          Participant                                Quantity        Percentage
          -----------                                --------        ----------

          Bank  One  Trust  Compnay,  N.A.          24,250,000          58.8%
          1900  Polaris  Pky
          Columbus,  OH  43240

          Bankers  Trust  Company                   12,000,000          29.1%
          C/O  BT  Services  Tennessee  Inc.
          648  Grassmere  Park  Drive
          Nashville,  TN  37211

          SSB  -  Bank  Portfolio                    5,000,000          12.1%
          1776  Heritage  Dr.
          Global  Corporate  Acion  Unit  JAB  5NW
          NO.  Quincy,  MA  02171

          SERIES  1998-A

          CLASS  A

          Participant                               Quantity          Percentage
          -----------                               --------          ----------


          State  Street  Bank and Trust Co          $ 280,600,000          43.3%
          1776  Heritage  Dr.
          Global  Corporate  Acion  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          Bankers  Trust  Company                     130,400,000          20.1%
          c/o  BT  Services  Tennessee  Inc.
          648  Grassmere  Park  Drive
          Nashville,  TN  37211

          Citibank,  N.A.                             106,000,000          16.3%
          3800  Citicorp  Center  Tampa
          Tampa,  FL  33610-9122

          Northern  Trust  Company                     45,765,000          7.0%
          801  S.  Canal  C-IN
          Chicago,  IL  60607

          CLASS  B

          Bankers  Trust  Company                      15,955,000          38.7%
          C/O  BT  Services  Tennessee  Inc.
          648  Grassmere  Park  Drive
          Nashville,  TN  37211

          SSB  &  T  Company                           13,770,000          33.4
          1776  Heritage  Drive
          Global  Corp  Action  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          Chase  Manhattan  Bank                        6,000,000          14.5
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          Boston  Safe  Deposit  and  Trust  Co.         3,010,000          7.3
          c/o  Mellon  Bank  N.A.
          Three  Mellon  Bank  Center,  Room  153-3015
          Pittsburgh,  PA  15259

          SERIES  1998-B

          CLASS  A

          Participant                               Quantity          Percentage
          -----------                               --------          ----------

          Chase  Manhattan  Bank                     $300,000,000          46.2%
          4  New  York  Plaza.
          13th  Floor
          New  York,  NY  10004

          Merrill  Lynch,  Pierce  Fenner  &          125,000,000          19.3%
          Smith  Safekeeping
          4  Corporate  Place
          Piscataway,  NJ  08855

          Citibank,  N.A.                              84,505,000          13.0%
          3800  Citicorp  Center  Tampa
          Tampa,  FL  33610-9122

          State  Street  Bank  and  Trust  Co          46,000,000          7.1%
          1776  Heritage  Dr.
          Global  Corporate  Action  Unit  JAB  5NW
          NO.  Quincy,  MA  02171

          Wells  Fargo  Bank  Minnesota                 44,000,000          6.8%
          733  Marquette  Avenue
          N9306-051
          Minneapolis,  MN  55479

          Bankers  Trust  C                             33,245,000          5.1%
          648  Grassmere  Park  Rd
          Nashville,  TN  37211

          CLASS  B

          Bankers  Trust  Company                      30,000,000          72.7%
          C/O  BT  Services  Tennessee  Inc.
          648  Grassmere  Park  Drive
          Nashville,  TN  37211

          Chase  Manhattan  Bank                        6,250,000          15.2%
          4  New  York  Plaza.
          13th  Floor
          New  York,  NY  10004

          Bank  One  Trust  Company,  N.A.              5,000,000          12.1%
          1900  Polaris  Pky
          Columbus,  OH  43240

          SERIES  1999-A

          CLASS  A

          Participant                              Quantity          Percentage
          -----------                              --------          ----------

          State  Street  Bank  and Trust Co         $286,000,000          66.1%
          1776  Heritage  Dr.
          Global  Corporate  Action  Unit  JAB  5NW
          NO.  Quincy,  MA  02171

          Citibank,  N.A.                            100,000,000          23.1%
          3800  Citicorp  Center  Tampa
          Tampa,  FL  33610-9122

          Bankers  Trust  Co                           32,000,000          7.4%
          648  Grassmere  Park  Rd
          Nashville,  TN  37211

          CLASS  B

          Bank  One  Trust  Company,  N.A.            18,750,000          68.2%
          1900  Polaris  Pky
          Columbus,  OH  43240

          Chase  Manhattan  Bank                       8,750,000          31.8%
          4  New  York  Plaza.
          13th  Floor
          New  York,  NY  10004

          SERIES  1999-B

          CLASS  A

          Participant                             Quantity          Percentage
          -----------                             --------          ----------

          The  Bank  of  New  York               $  330,000,000          38.1%
          925  Patterson  Plank  Rd
          Secaucus,  NJ  07094

          Chase  Manhattan  Bank                    265,750,000          30.7%
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          Citibank,  N.A.                           100,000,000          11.6%
          3800  Citicorp  Center  Tampa
          Tampa,  FL  33610-9122

          State  Street  Bank  and  Trust  Co        80,000,000          9.3%
          1776  Heritage  Dr.
          Global  Corporate  Acion  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          CLASS  B

          The  Bank  of  New  York                  25,000,000          45.4%
          925  Patterson  Plank  Rd
          Secaucus,  NJ  07094

          Bank  One  Trust  Co,  N.A.               15,000,000          27.3%
          1900  Polaris  Pky
          Columbus,  OH  43240

          Chase  Manhattan  Bank                    15,000,000          27.3%
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          SERIES  1999-C

          CLASS  A

          Participant                             Quantity          Percentage
          -----------                             --------          ----------

          Boston  Safe  Deposit  and  Trust  Co.   $117,700,000          27.2%
          c/o  Mellon  Bank  N.A.
          Three  Mellon  Bank  Center
          Room  153-3015
          Pittsburgh,  PA  15259

          State  Street  Bank  and  Trust Co        105,000,000          24.3%
          1776  Heritage  Dr.
          Global  Corporate  Acion  Unit  JAB  5NW
          No.  Quincy,  MA  0217

          Swiss  American  Securities  Inc.           69,500,000          16.1%
          100  Wall  Street
          New  York,  NY  10005

          Chase  Manhattan  Bank                      60,500,000          14.0%
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          Wachovia  Bank/Safekeeping                   30,000,000          6.9%
          301  N.  Church  Street
          Winston  Salem,  NC  27102

          US  Bank  National  Assoc                    29,800,000          6.9%
          MPFP  1603  Proxy  Unit
          601  Second  Avenue  South
          Minneapolis,  MN  55402

          CLASS  B

          Bank  One  Trust  Co,  N.A.                 14,000,000           50.9%
          1900  Polaris  Pky
          Columbus,  OH  43240

          Citibank,  N.A.                               8,500,000          30.9%
          P.O.  Box  30576
          Tampa,  FL  33630-357

          Chase  Manhattan  Bank                        5,000,000          18.2%
          4  New  York  Plaza
          13th  Floor
          New  York,  NY  10004

          The  address  of  each  above  participant  is:

               C/O  The  Depository  Trust  Company
               55  Water  Street
               New  York,  NY  10041

       (b)    Not  Applicable

       (c)    Not  Applicable

Item  13.  Certain  Relations  and  Related  Transactions
           ----------------------------------------------
       Not  Applicable

PART  IV
--------

Item  14.  Exhibits,  Financial  Statements  Schedules,  and Reports on Form 8-K
           ---------------------------------------------------------------------

      (a)   The  following  documents  are  filed  as  part  of  this  report.
          1.    Not  Applicable
          2.    Not  Applicable
          3.    Exhibits
                 99.1  Annual  Servicer's  Certificate
                 99.2  Annual  Accountant's  Reports

       (b) The following twelve (12) reports on Form 8-K were filed by the registrant during the period ending  December  31,  2000:


                           Date of Reports on Form 8-K
                           ---------------------------

                            January 18, 2000 (Item 7)
                           February 15, 2000 (Item 7)
                             March 15, 2000 (Item 7)
                             April 17, 2000 (Item 7)
                              May 15, 2000 (Item 7)
                             June 15, 2000 (Item 7)
                             July 17, 2000 (Item 7)
                            August 15, 2000 (Item 7)
                           September 15, 2000 (Item 7)
                            October 16, 2000 (Item 7)
                           November 15, 2000 (Item 7)
                           December 15, 2000 (Item 7)


        (c)   See  Item  14(a)(3)  above

        (d)   Not  Applicable

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         BANK OF AMERICA, NATIONAL ASSOCIATION (USA) As Servicer on Behalf of the BA Master Credit Card Trust


                         By:  /s/  David  M  Belk
                              -------------------
                         Name:    David  M.  Belk
                         Title:   Senior  Vice  President

                         Date:  March  30,  2001

                                  EXHIBIT INDEX



     Exhibit  Number               Description  of  Exhibit
     ---------------               ------------------------


                  99.1               Annual  Servicer's  Certificate

                  99.2               Annual  Accountant's  Reports