Form 10-K
period 2001-12-31
BA MASTER CREDIT CARD TRUST /
filed 2002-03-29
CIK 1013109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          _____________________________

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                        COMMISSION FILE NUMBER: 333-4152
                                                --------

                   Bank of America, National Association (USA)
                   -------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                  on Behalf of the BA Master Credit Card Trust

 United  States                                                       86-0645265
 -------------------------------------------------------------------------------
(STATE  OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER  ID)
INCORPORATION)

1825  East  Buckeye Road, Phoenix, Arizona                                 85034
--------------------------------------------------------------------------------
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICE)                          (ZIP  CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:          (888) 279-3457

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF THE ACT:           None

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:

         Class  A  Series  1997-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1997-A  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1998-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1998-A  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1998-B  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1998-B  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1999-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1999-A  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1999-B  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1999-B  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  1999-C  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  1999-C  Floating  Rate  Asset  Backed  Certificates
         Class  A  Series  2001-A  Floating  Rate  Asset  Backed  Certificates
         Class  B  Series  2001-A  Floating  Rate  Asset  Backed  Certificates

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

Item  6.  Selected  Financial  Data
          -------------------------
          Not  Applicable

Item  7.  Management's  Discussion  and  Analysis  of  Financial  condition  and
          ----------------------------------------------------------------------
          Results  of  Operations
          -----------------
          Not  Applicable

Item  8.  Financial  Statements  and  Supplementary  Data
          -----------------------------------------------
          Not  Applicable

Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial  Disclosure
          ---------------
          Not  Applicable

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
           Not  Applicable

Item  11.  Executive  Compensation
           -----------------------
           Not  Applicable

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------

           (a) The Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers banks and other direct participants in the DTC system at December 31, 2001. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2001, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:


          Participant                    Quantity          Percentage
          -----------                    --------          ----------


          SERIES  1997-A

          CLASS  A

          Participant                                Quantity         Percentage
          -----------                                --------         ----------


          State  Street  Bank and Trust Co         $ 278,145,000           42.9%
          1776  Heritage  Dr.
          No.  Quincy,  MA  02171

          The  Northern  Trust  Company            $   95,000,000          14.6%
          801  S.  Canal  C-IN
          Chicago,  IL  60607

          The  Bank  of  New  York                 $   93,105,000          14.4%
          925  Patterson  Plank  Rd.
          Secaucus,  NJ  07094

          Deutsche  Bank  A.G.,  NY  Branch        $   47,000,000           7.2%
          34  Exchange  Place
          Jersey  City,  NJ  07311

          JPMorgan  Chase  Bank                    $   41,000,000           6.3%
          C/O  JP  Morgan  Investor  Services
          Dallas,  TX  75254

          Citibank,  N.A.                          $   37,500,000           5.8%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          CLASS  B

          Participant                                 Quantity        Percentage
          -----------                                 --------        ----------

          Bank  One  Trust  Compnay,  N.A.          $  24,250,000          58.8%
          340  South  Cleveland  Ave
          Building  350
          Columbus,  OH  43240

          Bankers  Trust  Company                   $  12,000,000          29.1%
          648  Grassmere  Park  Road
          Nashville,  TN  37211

          SSB  -  Bank  Portfolio                   $    5,000,000         12.1%
          1776  Heritage  Dr.
          No.  Quincy,  MA  02171


          SERIES  1998-A

          CLASS  A

          Participant                    Quantity                     Percentage
          -----------                    --------                     ----------


          State  Street  Bank and Trust Co          $ 136,045,000          21.0%
          1776  Heritage  Dr.
          Global  Corporate  Action  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          Citibank,  N.A.                           $  118,785,000         18.4%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          Bankers  Trust  Company                   $  118,400,000         18.3%
          648  Grassmere  Park  Road
          Nashville,  TN  37211

          The  Bank  of  New  York                  $  88,655,000          13.7%
          925  Patterson  Plank  Road
          Secaucus,  NJ  07094

          JPMorgan  Chase  Bank                     $  44,060,000           6.8%
          C/O  JP Morgan Investor Services
          14201 Dallas Pkwy 12th Fl Mail Code 121
          Dallas,  TX  75254

          CLASS  B

          The  Bank  of  New  York                  $  15,000,000          36.4%
          925  Patterson  Plank  Road
          Secaucus,  NJ  07094

          Citibank,  N.A.                           $  10,250,000          24.9%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          JPMorgan  Chase  Bank                     $    6,000,000         14.6%
          C/O  JP  Morgan  Investor  Services
          14201 Dallas Pkwy 12th Fl Mail Code 121
          Dallas,  TX  75254

          State  Street Bank and Trust Company      $    5,090,000         12.3%
          1776  Heritage  Drive
          Global Corporate Action Unit JAB 5NW
          No.  Quincy,  MA  02171


          SERIES  1998-B

          CLASS  A

          Participant                                Quantity         Percentage
          -----------                                --------         ----------

          JPMorgan  Chase  Bank                     $ 300,000,000          46.2%
          C/O  JP  Morgan  Investor  Services
          14201  Dallas  Pkwy  12th  Fl  Mail  Code  121
          Dallas,  TX  75254

          Citibank,  N.A.                           $ 109,505,000          16.9%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          The  Bank  of  New  York                  $  62,500,000           9.6%
          925  Patterson  Plank  Road
          Secaucus,  NJ  07094

          Merrill  Lynch,  Pierce  Fenner &         $  62,500,000           9.6%
          Smith  Safekeeping
          4  Corporate  Place
          Piscataway,  NJ  08854

          State Street Bank and Trust Company       $  46,000,000           7.1%
          1776  Heritage  Drive
          Global Corporate Action Unit JAB 5NW
          No.  Quincy,  MA  02171

          Wells  Fargo  Bank  Minnesota,  N.A.      $  44,000,000           6.8%
          733  Marquette  Avenue
          Minneapolis,  MN  55479

          CLASS  B

          Bankers  Trust  Company                   $  28,000,000          67.9%
          648  Grassmere  Park  Road
          Nashville,  TN  37211

          JPMorgan  Chase  Bank                     $   6,250,000          15.2%
          C/O  JP  Morgan  Investor  Services
          Dallas,  TX  75254

          Bank  One  Trust  Company, N.A.           $   5,000,000          12.1%
          340  South  Cleveland  Avenue
          Building  350
          Columbus,  OH  43240

          SERIES  1999-A

          CLASS  A

          Participant                                  Quantity       Percentage
          -----------                                  --------       ----------

          State  Street  Bank  and Trust Co         $ 286,000,000          66.1%
          1776  Heritage  Dr.
          NO.  Quincy,  MA  02171

          Citibank,  N.A.                           $ 100,000,000          23.1%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          Bankers  Trust  Co                        $  30,000,000           6.9%
          648  Grassmere  Park  Rd
          Nashville,  TN  37211

          CLASS  B

          Bank  One  Trust  Company,  N.A.          $  18,750,000          68.2%
          340  South  Cleveland  Ave
          Columbus,  OH  43240

          JPMorgan  Chase  Bank                     $    8,750,000         31.8%
          C/O  JP  Morgan  Investor  Services
          14201 Dallas Pkwy 12th FL Mail Code 121
          Dallas,  TX  75254

          SERIES  1999-B

          CLASS  A

          Participant                                   Quantity      Percentage
          -----------                                   --------      ----------

          The  Bank  of  New  York                  $  332,000,000         38.4%
          925  Patterson  Plank  Rd
          Secaucus,  NJ  07094

          JPMorgan  Chase  Bank                     $  200,750,000         23.2%
          C/O  JP  Morgan  Investor  Services
          14201 Dallas Pkwy 12th FL Mail Code 121
          Dallas,  TX  75254

          Citibank,  N.A.                           $  150,000,000         17.3%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          State  Street  Bank and Trust Co          $ 107,000,000          12.4%
          1776  Heritage  Dr.
          Global  Corporate  Acion  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          CLASS  B

          Citibank,  N.A.                           $  25,000,000          45.5%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          Bank  One  Trust  Co,  N.A.               $  15,000,000          27.3%
          340  South  Cleveland  Ave
          Columbus,  OH  43240

          JPMorgan  Chase  Bank                     $  15,000,000          27.3%
          C/O  JP  Morgan  Investor  Services
          Dallas,  TX  75254

          SERIES  1999-C

          CLASS  A

          Participant                                   Quantity      Percentage
          -----------                                   --------      ----------

          Boston  Safe  Deposit  and  Trust  Co.     $  117,700,000        27.2%
          525  William  Penn  Place
          Suite  3631
          Pittsburgh,  PA  15259

          The  Bank  of  New  York                   $  105,000,000        24.3%
          925  Patterson  Plank  Rd
          Secaucus,  NJ  07094

          JPMorgan  Chase  Bank                      $   85,000,000        19.7%
          C/O  JP  Morgan  Investor  Services
          14201 Dallas Pkwy 12th FL Mail Code 121
          Dallas,  TX  75254

          Brown  Brothers  Harriman  &  Co           $   45,000,000        10.4%
          63  Wall  Street
          New  York,  NY  10005

          FUNB  -  Phila.  Main                      $   30,000,000         6.9%
          123  South  Broad  Street
          DA4901
          Philadelphia,  PA  19109

          US  Bank  N.A.  /  Trust  West             $   29,800,000         6.9%
          180  East  Fifth  Street
          St.  Paul,  MN  55101

          CLASS  B

          Bank  One  Trust  Co,  N.A.                $   14,000,000        50.9%
          340  South  Cleveland  Avenue
          Columbus,  OH  43240

          Citibank,  N.A.                            $    8,500,000        30.9%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          JPMorgan  Chase  Bank                      $    5,000,000        18.2%
          C/O  JP  Morgan  Investor  Services
          Dallas,  TX  75254

     SERIES  2001-A

          CLASS  A

          Participant                                Quantity         Percentage
          -----------                                --------         ----------

          Boston  Safe  Deposit  and  Trust  Co.     $265,000,000          38.1%
          525  William  Penn  Place
          Suite  3631
          Pittsburgh,  PA  15259

          JPMorgan  Chase  Bank                      $212,500,000          30.5%
          C/O  JP  Morgan  Investor  Services
          14201  Dallas Pkwy 12th FL Mail Code 121
          Dallas,  TX  75254

          State  Street  Bank  and Trust Co          $101,000,000          14.5%
          1776  Heritage  Dr
          Global  Corporate  Action  Unit  JAB  5NW
          No.  Quincy,  MA  02171

          Citibank,  N.A.                            $  45,000,000          6.5%
          3800  Citibank  Center  B3-15
          Tampa,  FL  33610

          Bankers  Trust  Company                    $  40,000,000          5.8%
          648  Grassmere  Park  Road
          Nashville,  TN  37211

          CLASS  B

          The  Bank  of  New  York                   $  18,000,000         45.0%
          925  Patterson  Plank  Rd
          Secaucus,  NJ  07094

          Bank  One  Trust  Company,  N.A.           $  15,000,000         38.0%
          340  South  Cleveland  Ave
          Columbus,  OH  43240

          Bankers  Trust  Company                    $    7,000,000        18.0%
          648  Grassmere  Park  Rd
          Nashville,  TN  37211


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

           (b) The following twelve (12) reports on Form 8-K were filed by the registrant during the period ending December 31, 2001:


                           Date of Reports on Form 8-K
                           ---------------------------

                            January 16, 2001 (Item 7)
                           February 15, 2001 (Item 7)
                             March 15, 2001 (Item 7)
                             April 15, 2001 (Item 7)
                              May 15, 2001 (Item 7)
                             June 15, 2001 (Item 7)
                             July 16, 2001 (Item 7)
                            August 15, 2001 (Item 7)
                           September 17, 2001 (Item 7)
                            October 15, 2001 (Item 7)
                           November 15, 2001 (Item 7)
                           December 17, 2001 (Item 7)


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

                         BANK OF AMERICA, NATIONAL ASSOCIATION (USA) As Servicer on Behalf of the BA Master Credit Card Trust


                         By:  /s/  Leslie  J.  Fitzpatrick
                              ----------------------------
                         Name:     Leslie  J.  Fitzpatrick
                         Title:    Senior  Vice  President

                         Date:     March  29,  2002

                                  EXHIBIT INDEX



     Exhibit  Number               Description  of  Exhibit
     ---------------               ------------------------


         99.1                       Annual  Servicer's  Certificate

         99.2                       Annual  Accountant's  Reports

                                                                    EXHIBIT 99.1
                                                                    ------------

                      FORM OF ANNUAL SERVICER'S CERTIFICATE

                   Bank of America, National Association (USA)


                    BANK OF AMERICA MASTER CREDIT CARD TRUST
                    ----------------------------------------


The undersigned, a duly authorized representative of Bank of America, National Association (USA) ("Bank of America"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of JULY 19, 1996 (the "Pooling and Servicing Agreement") by and between Bank of America and U.S. Bank National Association, as trustee does hereby certify that:

               Bank of America is Servicer under the Pooling and Servicing Agreement.

               The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

               This Certificate is delivered pursuant to Section 3.05 of the Pooling and Servicing Agreement.

               A review of the Activities of the Servicer during the period from the Closing date until December 31, 2001 was conducted under the supervision of the undersigned.

               Based on such review, the Servicer has, to the best knowledge of the undersigned, fully performed all its obligations under the Pooling and Servicing Agreement throughout such period and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 6 below.

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


IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 29th day of March, 2002.



                              By:  /s/  Leslie  J.  Fitzpatrick
                                 ------------------------------
                              Name:     Leslie  J.  Fitzpatrick
                              Title:    Senior  Vice  President

                                                                    EXHIBIT 99.2
                                                                    ------------

                        REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Board  of  Directors  of
Bank  of  America,  N.A.  (USA)


We have examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, that Bank of
America, N.A. (USA), formerly Bank of America National Association, (the "Company") maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition for the year ended December 31, 2001, in compliance with BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001 and including the Series 1996-B, the Series 1997-A, the Series 1997-B, the Series 1998-A, the Series 1998-B, the Series 1999-A, the
Series 1999-B, the Series 1999-C, and the Series 2001-A Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee. We have also examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, about the Company's compliance with sections 3.01(b-d, f), 3.02, 3.04(b), 3.05, 3.08, 3.09, 4.02, 4.03, 4.05, 4.06, 4.07, 4.08, 4.09, 4.10,
4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17, 4.18 and 8.08 - and as to section 4.19 with  respect  to  the Series 1996-B and the Series 1997-B Supplements and as to
section 13.05 where applicable in the previously delineated sections and except for references from such sections to a section (and references therefrom) not specifically delineated herein - of the Agreement for the period January 1, 2001 to December 31, 2001 for the Series 1996-B, the Series 1997-A, the Series 1997-B, the Series 1998-A, the Series 1998-B, the Series 1999-A, the Series
1999-B, the Series 1999-C and the Series 2001-A (collectively, the "Series"). The Company's management is responsible for maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement (hereafter referred to as "servicing"), and for compliance with the aforementioned sections of the Agreement. Our responsibility is to express an opinion on the assertions based on our examination.

Our examinations were conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the Company's internal control over servicing and evaluating the design and operating effectiveness of internal control as of December 31, 2001. Our examinations also included examining, on a test basis, evidence about the Company's compliance with the aforementioned sections of the Agreement for the period January 1, 2001 to December 31, 2001 for the Series and performing such other procedures as we considered necessary in the circumstances. We believe that our examinations provide a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over compliance with the specified requirements of the Agreement to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management's assertions that the Company maintained an effective system of internal control over servicing as of December 31, 2001, based upon the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that the Company complied with the aforementioned sections of the Agreement for the period January 1, 2001 to December 31, 2001, are fairly stated, in all material respects for the Series.





March  1,  2002

                     REPORT OF MANAGEMENT ON COMPLIANCE WITH
                         POOLING AND SERVICING AGREEMENT

The management of Bank of America, N.A. (USA), formerly Bank of America National Association, (the "Company") is responsible for establishing and maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001, including the Series 1996-B, the Series 1997-A, the Series 1997-B, the Series 1998-A, the Series 1998-B, the
Series 1999-A, the Series 1999-B, the Series 1999-C and the Series 2001-A Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee. The system contains monitoring mechanisms, with actions taken to correct identified deficiencies. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore, can provide only reasonable assurance with respect to the servicing of accounts and the safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management has assessed its internal control system over servicing of accounts and over safeguarding of assets in compliance with the Agreement as of December 31, 2001. This assessment was based on criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, insofar as such criteria related to servicing of accounts and safeguarding of assets in compliance with the Agreement. Based on this assessment, management believes that the Company maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement as of December 31, 2001 and that for the period January 1, 2001 to December 31, 2001 the Company was in compliance with the Agreement in all material respects.

March  1,  2002


/s/Terry  L.  Schappert                      /s/Cynthia  A.  Brimacombe
-----------------------                      --------------------------
Terry  L.  Schappert                         Cynthia  A.  Brimacombe
Senior  Vice  President                      Vice  President

/s/Victoria  Jahanbani
----------------------
Victoria  Jahanbani
Vice  President