Form 10-K
period 2002-12-31
BA MASTER CREDIT CARD TRUST /
filed 2003-03-31
CIK 1013109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          _____________________________

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        COMMISSION FILE NUMBER: 333-4152

  Bank of America, National Association (USA) (as Servicer and on behalf of the
  -----------------------------------------------------------------------------
                          BA Master Credit Card Trust)
                          ----------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


United  States  of  America                                          86-0645265
---------------------------                                          ----------
(STATE  OR  OTHER JURISDICTION OF                           (I.R.S. EMPLOYER ID)
INCORPORATION)


1825  East  Buckeye  Road,  Phoenix,  Arizona                             85034
---------------------------------------------                             -----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                         (ZIP CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE           (888)279-3457

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:       None.

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:

          Class  A  Series  1998-A  Floating  Rate  Asset  Backed  Certificates
          Class  B  Series  1998-A  Floating  Rate  Asset  Backed  Certificates
          Class  A  Series  1998-B  Floating  Rate  Asset  Backed  Certificates
          Class  B  Series  1998-B  Floating  Rate  Asset  Backed  Certificates
          Class  A  Series  1999-A  Floating  Rate  Asset  Backed  Certificates
          Class  B  Series  1999-A  Floating  Rate  Asset  Backed  Certificates
          Class  A  Series  1999-C  Floating  Rate  Asset  Backed  Certificates
          Class  B  Series  1999-C  Floating  Rate  Asset  Backed  Certificates
          Class  A  Series  2001-A  Floating  Rate  Asset  Backed  Certificates
          Class  B  Series  2001-A  Floating  Rate  Asset  Backed  Certificates


Indicate by check mark whether the registrant: (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

                   Documents Incorporated by Reference.  None.

                                     PART  I
                                     -------

Item  1.     Business
             --------

             Not  Applicable.


Item  2.     Properties
             ----------

             Not  Applicable.


Item  3.     Legal  Proceedings
             ------------------

             Not  Applicable.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             Not  Applicable.

                                    PART  II
                                    --------

Item  5.     Market  for  Registrant's Common  Equity  and  Related Stockholder
             ------------------------------------------------------------------
             Matters
             -------

             The certificates representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The number of direct DTC participants shown as holding beneficial ownership interests in the certificates is 84 as of December 31, 2002.

             To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item  6.     Selected  Financial  Data
             -------------------------

             Not  Applicable.


Item  7.     Management's  Discussion  and  Analysis of Financial Condition and
             ------------------------------------------------------------------
             Results  of  Operations
             -----------------------

             Not  Applicable.


Item  7A.    Quantitative  and  Qualitative  Disclosures  About  Market  Risk
             ----------------------------------------------------------------

             Not  Applicable.


Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------

             Not  Applicable.


Item  9.     Changes  in  and  Disagreements with Accountants on Accounting and
             ------------------------------------------------------------------
             Financial  Disclosure
             ------------------

             Not  Applicable.

                                    PART  III
                                    ---------

Item  10.    Directors  and  Executive  Officers  of  the  Registrant
             --------------------------------------------------------

             Not  Applicable.


Item  11.    Executive  Compensation.
             ------------------------

             Not  Applicable.


Item  12.    Security Ownership of Certain Beneficial Owners and Management and
             ------------------------------------------------------------------
             Related  Stockholder  Matters
             -----------------------------

             The Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"). An investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2002, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:


SERIES  1998-A
CLASS  A

Participant                                       Quantity          Percentage
-----------------------------------               ------------      ----------
State  Street  Bank  and  Trust  Company          $157,750,000      24.32%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Deutsche  Bank  Trust  Company  Americas          $145,375,000      22.41%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------
Citibank,  N.A.                                   $118,285,000      18.23%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
JP  Morgan  Chase  Bank                           $  68,885,000     10.62%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Bank  of  New  York                               $  62,295,000     9.60%
One  Wall  Street
New  York,  NY  10286
------------------------------------

SERIES  1998-A
CLASS  B

Participant                                       Quantity          Percentage
------------------------------------              ------------      ----------
Citibank,  N.A.                                   $  15,250,000     36.97%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
Bank  of  New  York                               $  10,000,000     24.24%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank                           $  7,560,000      18.33%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
State  Street  Bank  and  Trust  Company          $  6,035,000      14.63%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------



SERIES  1998-B
CLASS  A

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
JP  Morgan  Chase  Bank                           $300,000,000      46.24%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Citibank,  N.A.                                   $104,505,000      16.11%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
Bank  of  New  York                               $  62,500,000     9.63%
One  Wall  Street
New  York,  NY  10286
-------------------------------------
Merrill  Lynch,  Pierce  Fenner  &                $  62,500,000     9.63%
Smith  Safekeeping
4  Corporate  Place
Piscataway,  NJ  08854
------------------------------------
State  Street  Bank  and  Trust  Company          $  47,000,000     7.24%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Wells  Fargo  Bank  Minnesota,  N.A.              $  44,000,000     6.78%
51  Mercedes  Way
Edgewood,  NY  11717
------------------------------------

SERIES  1998-B
CLASS  B

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
JP  Morgan  Chase  Bank                           $  21,250,000     51.52%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Deutsche  Bank  Trust  Company  Americas          $  13,000,000     31.52%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------
Bank  One  Trust  Company,  N.A.                  $  5,000,000      12.12%
340  South  Cleveland  Ave.
Columbus,  OH  43240
------------------------------------



SERIES  1999-A
CLASS  A

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
State  Street  Bank  and  Trust  Company          $286,000,000      66.13%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Citibank,  N.A.                                   $100,000,000      23.12%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
Deutsche  Bank  Trust  Company  Americas          $  30,000,000     6.94%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------



SERIES  1999-A
CLASS  B

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
JP  Morgan  Chase  Bank                           $  18,750,000     68.18%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Bank  One  Trust  Company,  N.A.                  $  8,750,000      31.82%
340  South  Cleveland  Ave.
Columbus,  OH  43240
------------------------------------

SERIES  1999-C
CLASS  A

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
State  Street  Bank  and  Trust  Company          $107,700,000      24.90%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Bank  of  New  York                               $105,000,000      24.28%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank                           $  85,000,000     19.65%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Brown  Brothers  Harriman  &  Co                  $  45,000,000     10.40%
63  Wall  Street
New  York,  NY  10286
------------------------------------
Wachovia  Bank  N.A.  Phila.  Main                $  30,000,000     6.94%
530  Walnut  Street  1st  Floor
Philadelphia,  PA  19101
------------------------------------
U.S.  Bank  N.A.                                  $  29,800,000     6.89%
1555  N.  Rivercenter  Dr.  Suite  0300
Milwaukee,  WI  53212
------------------------------------



SERIES  1999-C
CLASS  B

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
Bank  One  Trust  Company,  N.A.                  $  14,000,000     50.91%
340  South  Cleveland  Ave.
Columbus,  OH  43240
------------------------------------
Citibank,  N.A.
3800  Citibank  Center  B3-15                     $  8,500,000      30.91%
Tampa,  FL  33610
------------------------------------
JP  Morgan  Chase  Bank                           $  5,000,000      18.18%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------

SERIES  2001-A
CLASS  A

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
JP  Morgan  Chase  Bank                           $216,255,000      31.07%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Boston  Safe  Deposit  and  Trust  Company        $202,860,000      29.15%
525  William  Penn  Place  Suite  3148
Pittsburgh,  PA  15259
------------------------------------
State  Street  Bank  and  Trust  Company          $  98,355,000     14.13%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Citibank,  N.A.                                   $  45,715,000     6.57%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
Bank  of  New  York                               $  44,343,000     6.37%
One  Wall  Street
New  York,  NY  10286
------------------------------------
Deutsche  Bank  Trust  Company  Americas          $  41,765,000     6.00%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------


SERIES  2001-A
CLASS  B

Participant                                       Quantity          Percentage
------------------------------------              ------------      -----------
JP  Morgan  Chase  Bank                           $  22,000,000     55.00%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Bank  of  New  York                               $  18,000,000     45.00%
One  Wall  Street
New  York,  NY  10286
------------------------------------

The  address  of  Cede  &  Co.  is:
Cede  &  Co.
C/O  The  Depository  Trust  Company
55  Water  Street
New  York,  NY  10041


Item  13.     Certain  Relations  and  Related  Transactions
              ----------------------------------------------

              Not  Applicable.


Item  14.     Controls  and  Procedures
              -------------------------

              Not  Applicable.

                                    PART  IV
                                    --------


Item  15.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K
              -----------------------------------------------------------------

              (a)  The following  documents  are  filed as part of this report.

                   1.     Not  applicable.

                   2.     Not  applicable

                   3.     Exhibits
                          99.1     Annual  Servicer's  Certificate
                          99.2     Report  of  Independent  Accountants
                          99.3 Report of Management on Compliance with Pooling and Servicing Agreement


              (b)  Reports  on  Form  8-K.

                   As Servicer and on behalf of the BA Master Credit Card Trust, Bank of America, National Association (USA) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2002, including the Certificateholders' Statements for each due period provided to US Bank National Association, as Trustee.


                           DATE OF REPORTS ON FORM 8-K
                           ---------------------------

                                January 15, 2002
                                February 15, 2002
                                 March 15, 2002
                                 April 15, 2002
                                  May 15, 2002
                                  June 17, 2002
                                  July 15, 2002
                                 August 15, 2002
                               September 16, 2002
                                October 15, 2002
                                November 15, 2002
                                December 16, 2002

              (c)  See  Item  15  (a)  (3)  above.


              (d)  Not  applicable.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANK OF AMERICA, National Association (USA), As Servicer on Behalf of the BA Master Credit Card Trust




By:  /s/  Leslie  J.  Fitzpatrick
   ------------------------------
        Leslie  J.  Fitzpatrick
        Senior  Vice  President
        Bank  of  America,  National  Association  (USA)
        Duly  Authorized  Officer)




Date:   3/31/2003
     ------------

                           BA MASTER CREDIT CARD TRUST

     Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
     -----------------------------------------------------------------------

I, Leslie J. Fitzpatrick, a duly authorized representative of Bank of America, National Association (USA), formerly Bank of America National Association, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the BA Master Credit Card Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution of servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


March  31,  2003

/s/  Leslie  J.  Fitzpatrick
_____________________________
Leslie  J.  Fitzpatrick
Senior  Vice  President
Bank  of  America,  National  Association  (USA)
(Duly  Authorized  Officer)

                                  EXHIBIT INDEX

Exhibit  Number       Description  of  Exhibit
--------------        ----------------------------------------------------
   99.1               Annual  Servicer's  Certificate
   99.2               Report  of  Independent  Accountants
   99.3               Report  of  Management  on  Compliance  with  Pooling
                      and  Servicing Agreement

                                                                   Exhibit 99.1

                          ANNUAL SERVICER'S CERTIFICATE

                   Bank of America, National Association (USA)

                           BA MASTER CREDIT CARD TRUST


The undersigned, a duly authorized representative of Bank of America, National Association (USA), formerly Bank of America, National Association, (the "Company"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of July 19, 1996, as amended June 5, 2001 (the "Pooling and Servicing Agreement") by and between the Company and U.S. Bank National Association, as trustee (the "Trustee") does hereby certify that:

1.    The  Company  is  Servicer  under  the  Pooling  and Servicing Agreement.

2. The undersigned is duly authorized pursuant to the Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

3. This Certificate is delivered pursuant to Section 3.05 of the Pooling and Servicing Agreement.

4. A review of the Activities of the Servicer for the calendar year ended December 31, 2002 was conducted under the supervision of the undersigned.

5. Based on such review, the Servicer has, to the best knowledge of the undersigned, fully performed all its obligations under the Pooling and Servicing Agreement throughout such period and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 6 below.

6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Pooling and Servicing Agreement, including any Supplement, known to the undersigned to have been made during such period which sets forth in detail: the nature of each such default, (ii) the action taken by the Servicer, if any, to remedy each such default and (iii) the current status of each such default: None


IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 31st day of March 2003.


                              By: /s/  Leslie  J.  Fitzpatrick
                                       ----------------------------
                              Name:    Leslie  J.  Fitzpatrick
                              Title:   Senior  Vice  President

                                                                   Exhibit 99.2
                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  of
Bank  of  America,  N.A.  (USA)

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, that Bank of America, National Association (USA), formerly Bank of America National Association, (the "Company") maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition for the year ended December 31, 2002, in compliance with the BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001 and including the Series 1996-B, the Series 1998-A, the Series 1998-B, the Series 1999-A, the Series 1999-C, and the Series 2001-A Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee. We have also examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, about the Company's compliance with sections 3.01(b-d, f), 3.02, 3.04(b), 3.05, 3.08, 3.09, 4.02, 4.03, 4.05,
4.06,  4.07,  4.08, 4.09, 4.10, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17,  4.18
and 8.08 - and as to section 4.19 with respect to the Series 1996-B Supplement and as to section 13.05 where applicable in the previously delineated sections and except for references from such sections to a section (and references there from) not specifically delineated herein - of the Agreement for the period January 1, 2002 to December 31, 2002 for the Series 1996-B, the Series 1998-A, the Series 1998-B, the Series 1999-A, the Series 1999-C and the Series 2001-A (collectively, the "Series"). The Company's management is Responsible for maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement (hereafter referred to as "servicing"), and for compliance with the aforementioned sections of the Agreement. Our responsibility is to express an opinion on the assertions based on our examination.

Our examinations were conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the Company's internal control over servicing and evaluating the design and operating effectiveness of internal control as of December 31, 2002. Our examinations also included examining, on a test basis, evidence about the Company's compliance with the aforementioned sections of the Agreement for the period January 1, 2002 to December 31, 2002 for the Series and performing such other procedures as we considered necessary in the circumstances. We believe that our examinations provide a reasonable basis for our opinion.

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

In our opinion, management's assertions that the Company maintained an effective system of internal control over servicing as of December 31, 2002, based upon the criteria for effective internal control described in Internal
Control  -  Integrated  Framework  issued   by  the  Committee  of  Sponsoring
Organizations of the Treadway Commission, and that the Company complied with the aforementioned sections of the Agreement for the period January 1, 2002 to December 31, 2002, are fairly stated, in all material respects for the Series.


/s/  PricewaterhouseCoopers  LLP

March  13,  2003

                                                                   Exhibit 99.3
     March  31,  2003

                     REPORT OF MANAGEMENT ON COMPLIANCE WITH
                         POOLING AND SERVICING AGREEMENT

The management of Bank of America, National Association (USA), formerly Bank of America, National Association., (the "Company") is responsible for establishing and maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001 (collectively, the "Agreement"), including the Series 1996-B, the Series 1998-A, the Series
1998-B, the Series 1999-A, the Series 1999-C and the Series 2001-A Supplements between the Company, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee. The system contains monitoring mechanisms, with actions taken to correct identified deficiencies. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore, can provide only reasonable assurance with respect to the servicing of accounts and the safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management has assessed its internal control system over servicing of accounts and over safeguarding of assets in compliance with the Agreement as of December 31, 2002. This assessment was based on criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, insofar as such criteria related to servicing of accounts and safeguarding of assets in compliance with the Agreement. Based on this assessment, management believes that the Company maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement as of December 31, 2002 and that for the period January 1, 2002 to December 31, 2002 the Company was in compliance with the Agreement in all material respects.



/s/  Robert  S.  Hull                    /s/  Gary  S.  Sunstrom
_____________________                    __________________________
Robert  S.  Hull                         Gary  S.  Sunstrom
Senior  Vice  President                  Vice  President


/s/  Amy  S.  Clay
___________________
Amy  S.  Clay
Senior  Vice  President