Form 10-K
period 2003-12-31
BA MASTER CREDIT CARD TRUST /
filed 2004-03-30
CIK 1013109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          _____________________________

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                      COMMISSION FILE NUMBER: 333-04152-01

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

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE (888) 279-3457

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

                                Introductory Note
                                -----------------

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated October 27, 1998 issued by the Securities and Exchange Commission to Chemical Bank Credit Card Trust 1988-A.

                   Documents Incorporated by Reference.  None.

                                  PART  I
                                     -------

Item  1.     Business
             --------

             Not Applicable.


Item  2.     Properties
             ----------

          Pursuant to the BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001, including the Series 1996-B, the Series 1998-A, the Series 1998-B, the Series 1999-A,the Series 1999-C and the Series 2001-A Supplements between Bank of America, National Association (USA), formerly Bank of America, National Association, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee (the "Pooling Agreement"), Pricewaterhouse Coopers LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2003 through December 2003. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to the Pooling Agreement. The reports issued by PricewaterhouseCoopers LLP in connection with the servicing activities of the Servicer, are attached hereto as Exhibit

          99.2. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2003 through December 2003 are incorporated by reference from the registrant's Current Reports on Form 8-K.

Pursuant to the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2003. This certificate is attached hereto as Exhibit 99.1.



Item  3.     Legal  Proceedings
             ------------------

The registrant knows of no material pending legal proceedings involving the BA Master Credit Card Trust, the Servicer or the Trustee (in its capacity as such), other than routine litigation incidental to its business.


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
                      None.

                              PART  II
                                    --------

Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
            -------------------------------------------------------------------
              Matters
                   --------

The certificates representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The number of direct DTC participants shown as holding beneficial ownership interests in the certificates is 55 as of December 31, 2003.

To the best knowledge of the registrant, there is no established public trading market for the Certificates.


Item  6.     Selected  Financial  Data
             -------------------------

          Not Applicable.


Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
    Results  of  Operations
                 --------------------

                    Not  Applicable.


Item  7A.    Quantitative  and  Qualitative  Disclosures  About  Market  Risk
             ----------------------------------------------------------------

                    Not Applicable.


Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------

                    Not Applicable.


Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
          Financial  Disclosure
             ------------------

                    None.

Item  9A.    Controls  and  Procedures
             -------------------------

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
             ------------------------------------------------------------------
Related  Stockholder  Matters
-----------------------------

The Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"). An investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2003, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:


SERIES  1998-B
CLASS  A

Participant                                  Quantity         Percentage
------------------------------------        -----------       -----------
JP  Morgan  Chase  Bank                      $305,710,000             47.12%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Bank  of  New  York                           $165,000,000           25.43%
One  Wall  Street
New  York,  NY  10286
------------------------------------
State  Street  Bank  and  Trust  Company         64,300,000         9.91%
1776  Heritage  Drive
No.  Quincy,  MA  02171
-------------------------------------
Citibank,  N.A.                                 $ 50,545,000        7.79%
3800  Citibank  Center  B3-15
Tampa,  Fl.  33610
------------------------------------
Deutsche  Bank  Trust  Company                  $ 34,945,000        5.39%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------



SERIES  1998-B
CLASS  B

Participant                                   Quantity           Percentage
------------------------------------      ------------          -----------
JP  Morgan  Chase  Bank                       $  21,250,000           51.52%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Deutsche  Bank  Trust  Company  Americas      $  13,000,000           31.52%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------
Pershing,  LLC/Int'l  Services  Division      $
  5,000,000               12.12%
One  Pershing  Plaza
Jersey  City,  NJ  07399
------------------------------------



SERIES  1999-A
CLASS  A

Participant                                    Quantity               Percentage
------------------------------------         ------------          -----------
State  Street  Bank  and  Trust  Company         $286,000,000             66.13%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Citibank,  N.A.                                 $100,000,000             23.12%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
Deutsche  Bank  Trust  Company  Americas         $  25,000,000             5.78%
638  Grassmere  Park  Road
Nashville,  TN  37211
------------------------------------



SERIES  1999-A
CLASS  B

Participant                                    Quantity              Percentage
------------------------------------        ------------           -----------
JP  Morgan  Chase  Bank                       $  18,750,000             68.18%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Pershing,  LLC/Int'l  Services  Division      $   8,750,000             31.82%
One  Pershing  Plaza
Jersey  City,  NJ  07399
------------------------------------



SERIES  1999-C
CLASS  A

Participant                                   Quantity               Percentage
------------------------------------          ------------          -----------
State  Street  Bank  and  Trust  Company      $ 134,512,000             31.10%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Bank  of  New  York                           $ 105,000,000             24.28%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank                       $  85,000,000             19.65%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Brown  Brothers  Harriman  &  Co              $  45,000,000             10.40%
63  Wall  Street
New  York,  NY  10286
------------------------------------
Wachovia  Bank  N.A.  Phila.  Main            $  30,000,000             6.94%
530  Walnut  Street  1st  Floor
Philadelphia,  PA  19101
------------------------------------



SERIES  1999-C
CLASS  B

Participant                                   Quantity              Percentage
------------------------------------         ------------          -----------
Pershing,  LLC/Int'l  Services  Division     $  14,000,000           50.91%
One  Pershing  Plaza
Jersey  City,  NJ  07399
------------------------------------
Citibank,  N.A.
3800  Citibank  Center  B3-15                $   8,500,000          30.91%
Tampa,  FL  33610
------------------------------------
JP  Morgan  Chase  Bank                      $   5,000,000          18.18%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------



SERIES  2001-A
CLASS  A

Participant                                   Quantity              Percentage
------------------------------------          ------------         -----------
Bank  of  New  York                          $232,700,000           33.43%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank                     $225,010,000           32.33%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
State  Street  Bank  and  Trust  Company    $112,290,000           16.13%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Citibank,  N.A.                             $  60,648,000           8.71%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
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
------------------------------------
Bank  of  New  York                         $  18,000,000          45.00%
One  Wall  Street
New  York,  NY  10286
------------------------------------

The  address  of  Cede  &  Co.  is:
Cede  &  Co.
C/O  The  Depository  Trust  Company
55  Water  Street
New  York,  NY  10041


Item  13.     Certain  Relations  and  Related  Transactions
              ----------------------------------------------

There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which either the BA Master Credit Card Trust, the Transferor, the Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.



Item  14.      Principal  Accountant  Fees  and  Services
               ------------------------------------------

                    Not  Applicable.

                                    PART  IV
                                    --------


Item  15.     Exhibits,  Financial Statements Schedules, and Reports on Form 8-K
              ------------------------------------------------------------------

          (a) The  following  documents  are  filed  as  part  of  this  report.

          1.  Not  applicable.

          2.  Not  applicable

          3.  Exhibits
              99.1 Annual  Servicer's  Certificate
              99.2 Report  of  Independent  Accountants
              99.3 Report  of  Management  on  Compliance  with  Pooling  and
                   Servicing  Agreement


(b) Reports  on  Form  8-K.

As Servicer and on behalf of the BA Master Credit Card Trust, Bank of America, National Association (USA) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2003, including the Certificateholders' Statements for each due period provided to US Bank National Association, as Trustee.





                           DATE OF REPORTS ON FORM 8-K
                           ---------------------------

                                January 15, 2003
                                February 15, 2003
                                 March 17, 2003
                                 April 15, 2003
                                  May 15, 2003
                                  June 16, 2003
                                  July 15, 2003
                                 August 15, 2003
                               September 15, 2003
                                October 15, 2003
                                November 15, 2003
                                December 15, 2003

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

BANK OF AMERICA, National Association (USA), As Servicer on Behalf of the BA Master Credit Card Trust




By:  /s/_Leslie  Fitzpatrick_____________________
   ----------------------------------------------
        Leslie  Fitzpatrick
        Senior  Vice  President
        Bank  of  America,  National  Association  (USA)
        Duly  Authorized  Officer)




Date:   3/30/2004
     ------------

                           BA MASTER CREDIT CARD TRUST

     Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
     -----------------------------------------------------------------------

I, Leslie Fitzpatrick, a duly authorized representative of Bank of America, National Association (USA), formerly Bank of America National Association, certify that:

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


March  30,  2004

/s/  Leslie  Fitzpatrick
_____________________________
Leslie  Fitzpatrick
Senior  Vice  President
Bank  of  America,  National  Association  (USA)
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

3. This Certificate is delivered pursuant to Section 3.05 of the Pooling and Servicing Agreement.

4. A review of the Activities of the Servicer for the calendar year ended December 31, 2003 was conducted under the supervision of the undersigned.

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


IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 30th day of March 2004.


                              By:     /s/_Leslie
                                      ----------
Fitzpatrick_____________________
                               -
                              Name:     Leslie  Fitzpatrick
                              Title:    Senior  Vice  President

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors  of
Bank  of  America,  N.A.  (USA):

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, that Bank of
America, N.A. (USA), formerly Bank of America National Association, (the "Company") maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition for the year ended December 31, 2003, in compliance with BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001 and including the Series 1998-B, the Series 1999-A, the Series 1999-C, and the Series 2001-A Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee. We have also examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, about the Company's compliance with sections 3.01(b-d, f), 3.02, 3.04(b), 3.05, 3.08, 3.09, 4.02, 4.03, 4.05, 4.06, 4.07, 4.08, 4.09, 4.10, 4.11, 4.12, 4.13, 4.14,
4.15, 4.16, 4.17, 4.18 and 8.08 - and as to section 13.05 where applicable in the previously delineated sections and except for references from such sections to a section (and references therefrom) not specifically delineated herein - of the Agreement for the period January 1, 2003 to December 31, 2003 for the Series 1998-B, the Series 1999-A, the Series 1999-C and the Series 2001-A (collectively, the "Series"). The Company's management is responsible for maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement (hereafter referred to as "servicing"), and for compliance with the aforementioned sections of the Agreement. Our responsibility is to express an opinion on management's assertions based on our examinations.

Our examinations were conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the Company's internal control over servicing and evaluating the design and operating effectiveness of internal control as of December 31, 2003. Our examinations also included examining, on a test basis, evidence about the Company's compliance with the aforementioned sections of the Agreement for the period January 1, 2003 to December 31, 2003 for the Series and performing such other procedures as we considered necessary in the circumstances. We believe that our examinations provide a reasonable basis for our opinion.

Because of inherent limitations in any internal control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over compliance with the specified requirements of the Agreement to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management's assertions that the Company maintained an effective system of internal control over servicing as of December 31, 2003, based upon the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and that the Company complied with the aforementioned sections of the Agreement for the period January 1, 2003 to December 31, 2003, are fairly stated, in all material respects for the Series.

/s/  PricewaterhouseCoopers  LLP

March  12,  2004

                                                                    Exhibit 99.3
     March  30,  2004

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

Management has assessed its internal control system over servicing of accounts and over safeguarding of assets in compliance with the Agreement as of December 31, 2003. This assessment was based on criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, insofar as such criteria related to servicing of accounts and safeguarding of assets in compliance with the Agreement. Based on this assessment, management believes that the Company maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement as of December 31, 2003 and that for the period January 1, 2003 to December 31, 2003 the Company was in compliance with the Agreement in all material respects.



     /s/  Robert  S.  Hull           /s/  Joe  Palermo
     _____________________                    __________________________
Robert  S.  Hull                         Joe  Palermo
Senior  Vice  President     Senior  Vice  President


     /s/  Leslie  Fitzpatrick
     ___________________
Leslie  Fitzpatrick
Senior  Vice  President