Form 10-K
period 2004-12-31
BA MASTER CREDIT CARD TRUST /
filed 2005-03-30
CIK 1013109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          _____________________________

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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


1825  East  Buckeye  Road,  Phoenix,  Arizona
---------------------------------------------
85034
-----
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                          (ZIP CODE)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE                  (704)
386-5000

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

                                Introductory Note
                                -----------------

This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated October 27, 1988 issued by the Securities and Exchange Commission to Chemical Bank Credit Card Trust 1988-A.

                   Documents Incorporated by Reference.  None.


                                     PART  I
                                     -------

Item  1.     Business
             --------

          Not  Applicable.


Item  2.     Properties
             ----------

          Pursuant  to  the  BA  Master  Credit Card Trust Pooling and Servicing
            Agreement dated July 19, 1996, as amended June 5, 2001, including the
            Series 1996-B, the Series 1998-B, the Series 1999-A, the Series 1999-C and the Series 2001-A Supplements between Bank of America, National Association (USA), formerly Bank of America,
National
            Association, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee
(the
            "Pooling Agreement"), PricewaterhouseCoopers LLP has performed certain procedures  in  connection  with the Monthly Servicer's Certificates
(the
            "Monthly Certificates") for the months of January 2004 through December
            2004. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer
and
            delivered to the Trustee pursuant to the Pooling Agreement. The reports issued by PricewaterhouseCoopers LLP in connection with the servicing activities of the Servicer, are attached hereto as Exhibit 99.2. The Monthly Certificates containing information relating to the
Receivables
            and the Accounts for the Due Periods ending in January 2004 through December 2004 are incorporated by reference from the registrant's
Current
            Reports  on  Form  8-K.

            Pursuant to the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2004. This certificate is attached hereto as Exhibit 99.1.



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


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------

            None.

                                    PART  II
                                    --------

Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
             -------------------------------------------------------------------
Matters
     --

The certificates representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The number of direct DTC participants shown as holding beneficial ownership interests in the certificates is 5% as of December 31, 2004.

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
              ------------------------------------------------------------------
Related  Stockholder  Matters
-----------------------------

The Certificates of each Class representing investors' interests in the BA Master Credit Card Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"). An investor holding an interest in the BA Master Credit Card Trust is not entitled to receive a certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2004. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2004, the following direct DTC participants held positions in the Certificates representing interests in the BA Master Credit Card Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Class outstanding on the date:



SERIES  1999-C
CLASS  A

Participant                              Quantity               Percentage
------------------------------------     ------------          -----------
State  Street  Bank  and  Trust  Company          $134,512,000          31.10%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
The  Bank  of  New  York                    $105,000,000          24.28%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank,  N.A.               $  85,000,000          19.65%
14201  Dallas  Pkwy
Dallas,  TX  75254

------------------------------------
Citibank,  N.A.                         $  45,000,000          10.40%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
Wachovia  Bank  N.A.  Phila.  Main          $  30,000,000          6.94%
530  Walnut  Street  1st  Floor
Philadelphia,  PA  19101
------------------------------------



SERIES  1999-C
CLASS  B

Participant                              Quantity               Percentage
------------------------------------     ------------          -----------
Pershing,  LLC                          $  14,000,000          50.91%
One  Pershing  Plaza
Jersey  City,  NJ  07399
------------------------------------
Citibank,  N.A.
3800  Citibank  Center  B3-15               $  8,500,000          30.91%
Tampa,  FL  33610
------------------------------------
JP  Morgan  Chase  Bank,  N.A.               $  5,000,000          18.18%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------



SERIES  2001-A
CLASS  A

Participant                              Quantity               Percentage
------------------------------------     ------------          -----------
The  Bank  of  New  York                    $171,460,000          24.64%
One  Wall  Street
New  York,  NY  10286
------------------------------------
JP  Morgan  Chase  Bank,  N.A.                 $280,250,000          40.27%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
State  Street  Bank  and  Trust  Company          $  116,190,000          16.69%
1776  Heritage  Drive
No.  Quincy,  MA  02171
------------------------------------
Citibank,  N.A.                         $  60,425,000          8.68%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------


SERIES  2001-A
CLASS  B

Participant                              Quantity               Percentage
------------------------------------     ------------          -----------
JP  Morgan  Chase  Bank,  N.A.               $  22,000,000          55.00%
14201  Dallas  Pkwy
Dallas,  TX  75254
------------------------------------
Citibank,  N.A.                         $  7,000,000               17.50%
3800  Citibank  Center  B3-15
Tampa,  FL  33610
------------------------------------
Mellon  Trust  of  New  England,  N.A.          $  11,000,000          27.50%
525  William  Penn  Place
Suite  3418
Pittsburg,  PA  15259

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


(b)     Reports  on  Form  8-K.

As Servicer and on behalf of the BA Master Credit Card Trust, Bank of America, National Association (USA) filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 2004, including the Certificateholders' Statements for each due period provided to U.S. Bank National Association, as Trustee.





                           DATE OF REPORTS ON FORM 8-K
                           ---------------------------

                                January 30, 2004
                                February 26, 2004
                                 March 26, 2004
                                 April 26, 2004
                                  May 17, 2004
                                  June 14, 2004
                                  July 12, 2004
                                 August 16, 2004
                                November 17, 2004
                                November 17, 2004
                                November 15, 2004
                                December 15, 2004


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

BANK OF AMERICA, National Association (USA), As Servicer on Behalf of the BA Master Credit Card Trust




By:  /s/ Elizabeth  Buie
   ---------------------
        Elizabeth  Buie
        Senior  Vice  President
        Bank  of  America,  National  Association  (USA)
        Duly  Authorized  Officer)




Date:   3/18/2005
     ------------




















































                           BA MASTER CREDIT CARD TRUST

     Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
     -----------------------------------------------------------------------

I, Elizabeth Buie, a duly authorized representative of Bank of America, National Association (USA), formerly Bank of America National Association, certify that:

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


March  18,  2005

/s/  Elizabeth  Buie
_____________________________
Elizabeth  Buie
Senior  Vice  President
Bank  of  America,  National  Association  (USA)
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

3. This Certificate is delivered pursuant to Section 3.05 of the Pooling and Servicing Agreement.

4. A review of the Activities of the Servicer for the calendar year ended December 31, 2004 was conducted under the supervision of the undersigned.

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


IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 18th day of March 2005.


                              By:     /s/ Elizabeth  Buie
                                      -------------------
                              Name:     Elizabeth  Buie
                              Title:    Senior  Vice  President

                        REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Board  of  Directors  of
Bank  of  America,  N.A.  (USA):

We have examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, that Bank of
America, N.A. (USA), formerly Bank of America National Association, (the "Company") maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition for the year ended December 31, 2004, in compliance with BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001 and including the Series 1998-B, the Series 1999-A, the Series 1999-C, and the Series 2001-A Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee. We have also examined management's assertion, included in the accompanying Report of Management on Compliance with Pooling and Servicing Agreement, about the Company's compliance with sections 3.01(b-d, f), 3.02, 3.04(b), 3.05, 3.08, 3.09, 4.02, 4.03, 4.05, 4.06, 4.07, 4.08, 4.09, 4.10, 4.11, 4.12, 4.13, 4.14,
4.15, 4.16, 4.17, 4.18 and 8.08 and as to section 13.05 where applicable in the previously delineated sections and except for references from such sections to a section (and references therefrom) not specifically delineated herein - of the Agreement (the "Specified Servicing Requirements") for the period January 1, 2004 to December 31, 2004 for the Series 1998-B, the Series 1999-A, the Series 1999-C and the Series 2001-A (collectively, the "Series"). The Company's management is responsible for maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement (hereafter referred to as "servicing"), and for compliance with the Specified Servicing Requirements. Our responsibility is to express an opinion on the assertions based on our examinations.

Our examinations were conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the Company's internal control over servicing and evaluating the design and operating effectiveness of internal control as of December 31, 2004. Our examinations also included examining, on a test basis, evidence about the Company's compliance with the Specified Servicing Requirements for the period January 1, 2004 to December 31, 2004 for the Series and performing such other procedures as we considered necessary in the circumstances. We believe that our examinations provide a reasonable basis for our opinion.

Because of inherent limitations in any internal control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over compliance with the Specified Servicing Requirements to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management's assertions that the Company maintained an effective system of internal control over servicing as of December 31, 2004, based upon the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and that the Company complied with the Specified Servicing Requirements for the period January 1, 2004 to December 31, 2004, are fairly stated, in all material respects for the Series.

/s/  PricewaterhouseCoopers  LLP
March  18,  2004



                                                                    Exhibit 99.3

                     REPORT OF MANAGEMENT ON COMPLIANCE WITH
                          POOLING AND SERVICING AGREEMENT


March  18,  2005

The management of Bank of America, N.A. (USA), formerly Bank of America National Association, (the "Company") is responsible for establishing and maintaining an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with BA Master Credit Card Trust Pooling and Servicing Agreement dated July 19, 1996, as amended June 5, 2001, including the Series 1998-B, the Series 1999-A, the Series 1999-C and the Series 2001-A Supplements (collectively, the "Agreement"), between the Company, as Transferor and Servicer, and U.S. Bank National Association, formerly First Bank National Association, as Trustee. The system contains monitoring mechanisms, with actions taken to correct identified deficiencies. Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and the circumvention or overriding of controls, and therefore, can provide only reasonable assurance with respect to the servicing of accounts and the safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management has assessed its internal control system over servicing of accounts and over safeguarding of assets in compliance with the Agreement as of December 31, 2004. This assessment was based on criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, insofar as such criteria related to servicing of accounts and safeguarding of assets in compliance with the Agreement. Based on this assessment, management believes that the Company maintained an effective system of internal control over servicing of accounts and over safeguarding of assets against unauthorized acquisition, use or disposition in compliance with the Agreement as of December 31, 2004, and that for the period January 1, 2004 to December 31, 2004 the Company was in compliance with the Agreement in all material respects.

/s/ Greg  Hobby                   /s/ Joseph  Palermo
_________________________         _________________________
Greg  Hobby                       Joseph  Palermo
Senior  Vice  President           Senior  Vice  President

/s/ Elizabeth  Buie
_________________________
Elizabeth  Buie
Senior  Vice  President